Form 10-K
period 2020-12-31
Thoma Bravo Advantage
filed 2021-03-26
CIK 1832459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

THOMA BRAVO ADVANTAGE

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39889	98-1566321
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

150 N. Riverside Plaza Suite 2800 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 254-3300

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:

Class A ordinary shares, $0.0001 par value	TBA	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The registrant was not incorporated as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 24, 2021, 102,400,000 Class A ordinary shares, par value $0.0001 per share, and 25,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

•	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Thoma Bravo Advantage, a Cayman Islands exempted company;

•

“completion window” are to the 24-month period from the closing of our initial public offering (or 30-month period from the closing of our initial public offering, if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 24 months from the closing of our initial public offering but have not completed our initial business combination within such 24-month period) by which we must complete our initial business combination, and after which, if we have not completed our initial business combination, we must redeem 100% of the public shares for cash, subject to applicable law and certain conditions as described herein;

•	“founders” are to senior professionals of Thoma Bravo L.P.;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering (and any such shares transferred to our directors), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“initial public offering” is to the initial public offering of 100,000,000 Class A ordinary shares, including the issuance of 10,000,000 Class A ordinary shares as a result of the underwriters’ full exercise of their over-allotment option, which offering was consummated on January 20, 2021;

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;

•	“ironSource” is to ironSource Ltd., a company organized under the laws of State of Israel;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our founding team” are to our executive officers and directors;

•

“private placement shares” are to the Class A ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our initial public offering (which private placement shares are identical to the shares sold in our initial public offering, subject to certain limited exceptions as described in this Report) and upon conversion of working capital loans, if any (for the avoidance of doubt, such private placement shares will not be “public shares”);

•

“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that any initial shareholder’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“sponsor” are to Thoma Bravo Advantage Sponsor LLC, a Cayman Islands limited liability company; and

•	“Thoma Bravo” or the “Firm” are to Thoma Bravo L.P., a private equity investment firm and an affiliate of our sponsor.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our founding team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our proposed Transactions with ironSource;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

Overview

Thoma Bravo Advantage is a blank check company incorporated on November 6, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We consummated our initial public offering on January 20, 2021. To date, our efforts have been limited to identifying and completing a business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Our sponsor is an affiliate of Thoma Bravo, a software-focused private equity investment firm, with approximately $77 billion of assets under management as of December 31, 2020. Thoma Bravo is part of one of the longest and most successful stories of private equity investing in the United States, dating back to a predecessor firm founded in 1980. Continuing this history, over the last 20 years, funds largely managed by the current Thoma Bravo managing partners have been amongst the top performing buyout funds of their respective vintage peers. In 2017, 2018 and 2019, the HEC-Dow Jones Private Equity Performance Ranking named Thoma Bravo the top performing buyout firm in terms of aggregate performance, based on all buyout funds raised between 2005 and 2014. Orlando Bravo, the Chairman of our board of directors, is one of the founders of Thoma Bravo and is one of its current managing partners.

Our objective is to identify and work with an existing management team to operate a market-leading, fast-growing software franchise with high-quality and recurring revenue streams in a fragmented market, and that offers attractive organic and inorganic growth opportunities. Through our many successful software investments, we have accumulated a robust set of operating best practices through which we can provide a business with the opportunity to accelerate its growth and create significant value in a short time frame. We believe our company is well-positioned to extend our experience and operating practices to a potential business partner that is at an appropriate stage of corporate development to operate as a public company.

Proposed Initial Business Combination

The Merger Agreement

On March 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among TBA, ironSource Ltd., a company organized under the laws of the State of Israel (“ironSource”), Showtime Cayman, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub”), and Showtime Cayman II, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub II”), pursuant to which: (a) Merger Sub will merge with and into TBA (the “First Merger”), with TBA surviving the First Merger as a wholly owned subsidiary of ironSource (such company, as the surviving entity of the First Merger, the “Surviving Entity”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of ironSource. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association.

The Merger Agreement and the transactions contemplated thereby have been unanimously approved by our board and the board of directors of ironSource.

The pro forma equity valuation of ironSource upon the consummation of the transactions contemplated by the Merger Agreement (the “Transactions”) is expected to be approximately $10 billion, subject to adjustment for

ironSource’s cash and indebtedness for borrowed money as of the consummation of the Transactions (“Effective Time”). At the Effective Time, assuming none of our public shareholders exercise redemption rights (“TBA Redemptions”) pursuant to our amended and restated memorandum and articles of association, (i) the existing shareholders of ironSource, including certain members of ironSource’s management (“ironSource Management”), will own approximately 77% of the outstanding Class A ordinary shares of ironSource (“ironSource Class A Ordinary Shares”), which includes Class A ordinary shares issuable upon conversion of Class B ordinary shares of ironSource on a one-for-one basis (“ironSource Class B Ordinary Shares” and, together with the ironSource Class A Ordinary Shares, the “ironSource Ordinary Shares”), (ii) our shareholders, including our sponsor, will own approximately 11% of the outstanding ironSource Class A Ordinary Shares, and (iii) the PIPE Investors (as defined below) will own the remaining approximately 12% of the outstanding ironSource Class A Ordinary Shares.

On the Closing Date and immediately prior to the consummation of the Mergers and the sale of shares to the PIPE Investors, ironSource shall effect a recapitalization whereby (i) ironSource will adopt amended and restated articles of association, (ii) each ordinary share of ironSource that is issued and outstanding immediately prior to the Effective Time will be renamed and become an ironSource Class A Ordinary Share, (iii) ironSource will declare and effect an in-kind dividend on each ironSource Class A Ordinary Share then outstanding by distributing to each holder thereof one ironSource Class B Ordinary Share for each ironSource Class A Ordinary Share held by such holder, (iv) each ironSource Class A Ordinary Share and each ironSource Class B Ordinary Share that is issued and outstanding immediately prior to the Effective Time shall be split into a number of ironSource Class A Ordinary Shares and ironSource Class B Ordinary Shares, respectively, in order to cause the value of the outstanding ironSource Ordinary Shares immediately prior to the Effective Time to equal $10.00 per share, based upon the equity value of ironSource in the Mergers (the “Stock Split”), and (v) any outstanding stock options and restricted stock units of ironSource issued and outstanding immediately prior to the Effective Time shall be adjusted to give effect to the foregoing transactions and remain outstanding.

Following such recapitalization (but before the Mergers), if ironSource determines, after consulting with us, that the amount of freely usable cash proceeds to be released to us from the trust account is greater than ironSource’s capital needs (such amount of freely usable cash to be no less than $500 million), TBA agrees to purchase from one or more ironSource shareholders, as determined by ironSource in its sole discretion, an amount of ironSource Class A Ordinary Shares, at a price per share of $10.00, in a secondary sale for an aggregate purchase price equal to such excess amount.

Following the recapitalization, (a) immediately prior to the First Merger, each Class B ordinary share of TBA will be cancelled automatically and converted into one Class A ordinary share of TBA and (b) after giving effect to the foregoing and in connection with the First Merger, each Class A ordinary share of TBA issued and outstanding will be converted automatically into one ironSource Class A Ordinary Share.

ironSource Ordinary Shares to be received by our sponsor and certain of our directors and officers will be subject to the transfer restrictions described below under the heading “Sponsor Agreement”. ironSource Ordinary Shares held by certain of ironSource’s current shareholders, including ironSource Management, will be subject to the transfer restrictions described below under the heading “Shareholder Rights Agreement” and “Shareholder Support Agreement”.

The Transactions are targeted to be consummated in the second quarter of 2021, after the required approval by our shareholders and the shareholders of ironSource, as well as the fulfillment or waiver of certain other conditions as described below.

After the consummation of the Transactions, the current officers of ironSource will remain officers of ironSource. The size of the board of directors of ironSource will be increased and one director will initially be designated by the our sponsor.

Representations, Warranties and Covenants

The parties to the Merger Agreement have made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties contained in the Merger Agreement will not survive the closing of the Transactions, other than in the event of fraud.

The Merger Agreement contains additional covenants of the parties, including, among others, covenants providing for (a) the parties to carry on their respective businesses in the ordinary course consistent with past practice through the closing of the Transactions, (b) TBA and ironSource being prohibited from soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions and ceasing discussions regarding alternative transactions, (c) TBA and ironSource to cooperate to prepare (and for ironSource to file with the Securities and Exchange Commission (the “SEC”)) a registration statement on Form F-4 (the “Registration Statement”) for the purpose of registering under the Securities Act of 1933, as amended (the “Securities Act”), ironSource Class A Ordinary Shares to be issued in exchange for the issued and outstanding Class A ordinary shares of TBA in connection with the Mergers, which Registration Statement will contain a proxy statement/prospectus for the purpose of, among other things, soliciting proxies from our shareholders to vote in favor of adoption and approval of the Merger Agreement, the Transactions and certain other matters at a special meeting called therefor, (d) the protection of, and access to, confidential information of the parties and (e) the parties to cooperate in obtaining necessary approvals from governmental agencies, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Conditions to Consummation of the Mergers

The consummation of the Transactions is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others:

•	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	no law or governmental order enjoining, prohibiting or making illegal the Transactions;

•	TBA having at least $5,000,001 of net tangible assets as of the Effective Time;

•	the approval of the Transactions by our shareholders and ironSource’s shareholders;

•	the approval of the listing of ironSource Class A Ordinary Shares to be issued in connection with the closing of the Transactions on the New York Stock Exchange; and

•	the effectiveness of the Registration Statement.

Additionally, the obligations of ironSource, Merger Sub and Merger Sub II to consummate the Transactions are subject to the following conditions:

•	the accuracy of certain representations and warranties of TBA in all material respects (subject to certain bring-down standards);

•	the performance by TBA of its agreements and covenants in the Merger Agreement in all material respects;

•

the aggregate transaction proceeds available for release from the TBA’s trust account (after giving effect to any TBA Redemptions) plus the aggregate amount of the PIPE financing shall equal or exceed $1,300,000,000 (the “Aggregate Transaction Proceeds Condition”); and

•	the resignation of certain individuals from their positions and offices with TBA.

The obligations of TBA to consummate the transactions contemplated by the Merger Agreement are also subject to the following conditions:

•	accuracy of certain representations and warranties of ironSource in all material respects (subject to certain bring-down exceptions); and

•	the performance by ironSource of its agreements and covenants in the Merger Agreement in all material respects.

Either TBA or ironSource may waive any inaccuracies in the representations and warranties made to such party contained in the Merger Agreement or in any document delivered pursuant to the Merger Agreement and waive compliance (in whole or part) with any agreements or conditions for the benefit of itself or such party contained in the Merger Agreement or in any document delivered pursuant to the Merger Agreement.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers, including:

•	by mutual written consent of TBA and ironSource;

•

by either TBA or ironSource if a governmental entity has issued a final and non-appealable order or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Merger Agreement, including the Mergers;

•

by either TBA or ironSource, if the consummation of the Mergers has not occurred on or prior to October 31, 2021 (the “Outside Date”) (provided that such termination right will not be available to any party whose breach of the Merger Agreement caused or resulted in the failure to consummate the Mergers by such time);

•

by either TBA or ironSource upon a breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 45 days’ following the receipt of notice from the non-breaching party and five business days prior to the Outside Date (provided that, in such event, a party may not terminate if it is then in material breach of the Merger Agreement);

•

by either TBA or ironSource if either TBA’s or ironSource’s respective shareholder approval is not obtained at their respective meetings (provided that, in such event, a party may not terminate if it is then in breach of certain covenants in the Merger Agreement); and

•

by ironSource if, as a result of redemptions by TBA shareholders, the Aggregate Transaction Proceeds Condition becomes incapable of being satisfied (but subject to the rights of our sponsor under the Sponsor Support Agreement, as discussed below).

The foregoing description of the Merger Agreement and the transactions contemplated thereby, including the Mergers, does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which we filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 22, 2021 and which is incorporated herein by reference.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, holders representing a majority of the outstanding IronSource Ordinary Shares (each, a “Written Consent Party” and, collectively, the “Written Consent Parties”) entered into a letter agreement (the “Shareholder Support Agreement”) in favor of TBA and ironSource, pursuant to which the Written Consent Parties agreed to (i) attend a meeting of ironSource shareholders relating to the Transactions or otherwise cause all equity securities owned by it, him or her to be counted as present thereat, (ii) vote all ironSource equity owned by it, him or her in favor of the Transactions, and (iii) vote against certain alternate business combinations. The Written Consent Parties further agreed that prior to the consummation of the Transactions, they shall use commercially reasonable efforts to take all actions and do, or cause to be done, all things reasonably necessary under applicable law to consummate the Transactions.

Additionally, the Written Consent Parties have agreed to transfer restrictions whereby such Written Consent Party may not sell or otherwise transfer any of ironSource Ordinary Shares beneficially held by them following the closing of the Transactions for a six month period following the Closing Date (or, if earlier, the date that the lock-up restrictions governing the Sponsor Lock-Up Securities (as defined and described below) are fully released).

The foregoing summary of the Shareholder Support Agreement is qualified in its entirety by reference to the text of the Shareholder Support Agreement, a copy of which we filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 22, 2021 and which is incorporated herein by reference.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, our sponsor and certain of our directors entered into a letter agreement (the “Sponsor Support Agreement”) in favor of ironSource and TBA, pursuant to which they have agreed to (i) attend a meeting of our shareholders relating to the Transactions or otherwise cause all equity securities owned by them to be counted as present thereat, (ii) vote all shares of TBA owned by them in favor of the Transactions, (iii) vote against any business combination proposal besides the Transactions and any other action that would reasonably be expected to materially impede, interfere with, delay, postpone, or adversely affect the Transactions, (iv) vote against any change in business, management or board of directors of TBA (except as contemplated by the Transactions), (v) not to redeem, or seek to redeem, any shares of TBA owned by them prior to the consummation of the Transactions and (vi) not to transfer any shares of TBA prior to the closing of the Transactions or the valid termination of the Merger Agreement.

Additionally, our sponsor and certain of our directors agreed to transfer restrictions whereby, for a one year period following the closing of the Transactions, they may not sell or otherwise transfer any ironSource Ordinary Shares that are issued on account of the Class B ordinary shares of TBA held by them (founder shares) (the “Sponsor Lock-Up Securities”). One-third of the Sponsor Lock-Up Securities shall be released from such lock-up restrictions in the event that the volume-weighted average price of a Class A Ordinary Share exceeds $15.00, $17.50 and $20.00 per share, respectively, for 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

In the event that redemptions by our shareholders in connection with the Transactions exceed $150 million (the amount of such excess redemptions, the “Excess Redemptions”), our sponsor, at its election, must either (i) procure that affiliates of Thoma Bravo, L.P. commit to fund the amount of the Excess Redemptions in cash at closing by purchasing additional ironSource Ordinary Shares pursuant to an Investment Agreement, (ii) surrender for no consideration a number of our Class B shares (founder shares) having a value equal to the Excess Redemptions or (iii) a combination of the foregoing; provided that in no event will our sponsor be required to fund cash in an amount in excess of, or forfeit our Class B shares having a value in excess of, $250 million.

Pursuant to the Sponsor Support Agreement, our sponsor has the right to designate one individual (whose identity is generally subject to the prior consent of ironSource, other than Orlando Bravo) to be appointed to ironSource’s board of directors as of the closing of the Transactions.

The foregoing summary of the Sponsor Support Agreement is qualified in its entirety by reference to the text of the Sponsor Support Agreement, a copy of which we filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 22, 2021 and which is incorporated herein by reference.

PIPE Investment Agreements

On March 20, 2021, ironSource entered into Investment Agreements (each, an “Investment Agreement”) with certain investors (each, a “PIPE Investor” and collectively, the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to purchase an aggregate of 130 million ironSourceClass A Ordinary Shares in a private placement or secondary sale of shares for $10.00 per share on the terms and subject to the conditions set forth therein. At the discretion of ironSource, the Class A Ordinary Shares will either be newly issued by ironSource or sold by one or more existing holders of ironSource Class A Ordinary Shares (collectively, the “Secondary Sellers”). The Investment Agreements contain customary representations and warranties of ironSource, on the one hand, and the applicable PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Transactions. To the extent ironSource elects for the secondary sale of shares by the Secondary Sellers, the PIPE Investors agreed to enter into a purchase and sale agreement with one or more Secondary Sellers in the form attached to the Investment Agreement (collectively the “Secondary Purchase Agreements”). The Secondary Purchase Agreements contain customary representations and warranties of the Secondary Sellers party thereto, on the one hand, and the applicable PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Transactions.

Thoma Bravo Ascension Fund, L.P., an affiliate of our sponsor and Thoma Bravo, L.P., has agreed to purchase $300 million of ironSource Class A Ordinary Shares pursuant to an Investment Agreement on substantially the same terms and conditions as the other PIPE Investors.

As of the date hereof, issuance or sale of ironSource Class A Ordinary Shares in connection with the Investment Agreements and Secondary Purchase Agreements has not been registered under the Securities Act. IronSource has agreed, within 30 calendar days after the consummation of the Transactions, to file with the SEC a registration statement registering the resale of such ironSource Class A Ordinary Shares and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof (but no later than the earlier of (i) the 90th calendar day following the Closing (or the 120th calendar day if the SEC notifies ironSource (orally or in writing) that it will “review” the registration statement) and (ii) the seventh business day after the date ironSource is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review).

The foregoing summary of the Investment Agreements is qualified in its entirety by reference to the text of the Investment Agreements, a copy of which we filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 22, 2021 and which is incorporated herein by reference.

Shareholder Rights Agreement

Upon the consummation of the Mergers, our sponsor will become a party to the Second Amended and Restated Shareholder Rights Agreement, by and among ironSource and certain shareholders of ironSource, pursuant to which our spponsor and such other shareholders will be entitled to certain customary registration rights, including, among other things, demand, shelf and piggy-back rights, subject to cut-back provisions. Pursuant to the Shareholder Rights Agreement, our sponsor and other shareholders of ironSource will agree, in connection with the exercise of any registration rights, not to sell, transfer, pledge or otherwise dispose of ironSource Ordinary Shares or other securities exercisable therefor for certain time periods specified therein.

The foregoing summary of the Shareholder Rights Agreement is qualified in its entirety by reference to the text of the Shareholder Rights Agreement, a copy of which we filed as Exhibit 10.4 to our Current Report on Form 8-K dated March 22, 2021 and which is incorporated herein by reference.

Incentive Equity Plan

ironSource has adopted an incentive equity plan reserving an initial pool of 7,300,000 ironSource Class A Ordinary Shares (subject to adjustment in connection with certain events described in the plan, include share splits and other recapitalization transactions) for grants thereunder. ironSource will amend that plan in connection with the consummation of the Transactions.

Employee Share Purchase Plan

Prior to the effectiveness of the Registration Statement, ironSource will adopt an employee share purchase plan to assist eligible employees of ironSource and its subsidiaries to acquire ironSource Class A Ordinary Shares at a purchase price of not less than 85% of the fair market value of such shares, as determined pursuant to the plan. The employee share purchase plan reserves an initial pool of 1,352,460 ironSource Class A Ordinary Shares (subject to adjustment in connection with certain events described in the plan, include share splits and other recapitalization transactions) for issuance and sale thereunder.

Additional information

The information under the heading “Proposed Initial Business Combination” relates to a proposed transaction between ironSource and us. In connection with the proposed transaction, ironSource intends to file a registration statement on Form F-4 that will include a proxy statement of TBA in connection with TBA’s solicitation of proxies for the vote by TBA’s shareholders with respect to the proposed transaction and a prospectus of ironSource. The proxy statement/prospectus will be sent to all of our shareholders and ironSource and TBA will also file other documents regarding the proposed transaction with the SEC. The information contained herein does not contain all the information that should be considered concerning the proposed transaction and is not intended to form the basis of any investment decision or any other decision in respect of the transaction. Before making any voting or investment decision, investors and security holders are urged to read the registration statement, the proxy statement/prospectus and all other relevant documents filed or that will be filed with the SEC in connection with the proposed Transactions as they become available because they will contain important information about the proposed Transactions.

Our Management Team and Board of Directors

Our management team is led by Orlando Bravo, the chairman of our board of directors, Robert Sayle, our Chief Executive Officer, Amy Coleman Redenbaugh, our Chief Financial Officer, and Steven Schwab, our Corporate Secretary.

Orlando Bravo is the Chairman of our Board of Directors. Mr. Bravo is also a Founder and Managing Partner of Thoma Bravo. He led Thoma Bravo’s early entry into software buyouts and built the Firm into one of the top private equity firms in the world. Mr. Bravo has overseen over 270 software acquisitions conducted by the Firm, representing more than $79 billion in transaction value. Forbes named him “Wall Street’s best dealmaker” in 2019, and he was part of Thomson Reuters “Eight Buyout Pros to Watch” in 2009. Mr. Bravo was born in Mayaguez, Puerto Rico. He graduated Phi Beta Kappa with a bachelor’s degree in economics and political science from Brown University in 1992 and earned a JD degree from Stanford Law School and an MBA degree from the Stanford Graduate School of Business in 1998.

Robert Sayle is our Chief Executive Officer. Mr. Sayle is also a partner at Thoma Bravo, and has been with the Firm since 2005, not long after the Firm’s first software investment. Since then, he has been instrumental in multiple acquisitions and the development of various software companies. In his tenure at Thoma Bravo, Mr. Sayle has played a material role in over 15 platform investments, having sourced, negotiated and led a significant number of these investments. Mr. Sayle has also worked with portfolio company management teams to identify and execute over 40 add-on acquisitions providing scale and growth acceleration. In Mr. Sayle’s tenure at Thoma Bravo, he has been instrumental in developing the Firm’s operational best practices, and has built relationships with a long list of software executive teams. Prior to joining Thoma Bravo, Mr. Sayle worked with JPMorgan’s Investment Banking Division in the Technology, Media and Telecom Industry Group, where he was involved in mergers and acquisitions, divestitures, restructurings, and capital markets financings. He graduated from Harvard University with a BA degree in Economics with a concentration in Psychology.

Amy Coleman Redenbaugh is our Chief Financial Officer. Ms. Coleman Redenbaugh is also a managing director and the chief financial officer of Thoma Bravo, which she joined in 2008. Prior to joining Thoma Bravo,

Ms. Coleman Redenbaugh was the chief financial officer of Quinten Road Management, an asset manager formed by GE Antares and Northwestern Mutual to provide junior capital in support of sponsor-led, middle-market leveraged buyouts. Earlier in her career, she was a tax manager in the Private Client Services Group at Arthur Andersen. Ms. Coleman Redenbaugh received a BS degree in Business Administration and Accounting from Indiana University of Pennsylvania.

Steven Schwab is our Corporate Secretary. Mr. Schwab is also a director, legal and the chief compliance officer at Thoma Bravo. Mr. Schwab joined Thoma Bravo in 2015 and has responsibility for the Firm’s legal, compliance and regulatory functions, which includes the design, implementation and operation of the Firm’s compliance programs. Prior to joining Thoma Bravo, Mr. Schwab held senior legal, compliance and management positions, including general counsel and chief compliance officer, at international investment firms and broker-dealers. Earlier in his career, he practiced law in the Financial Services Groups at Winston & Strawn and Katten Muchin Rosenman in Chicago, where he advised clients across the spectrum of regulated financial services firms. Mr. Schwab is a regular speaker at industry conferences on topics affecting the private equity industry. He earned a JD degree, cum laude, from Loyola University Chicago School of Law and a BA degree from Miami University in Oxford, Ohio.

Our management team is supported by Thoma Bravo’s investment professionals. Thoma Bravo’s six managing partners have worked together for 15 years, and some have been working together for more than 20 years. They include managing partners with years of experience in developing the original “buy-and-build” investment strategy more than 35 years ago, as well as managing partners who have enhanced that strategy, compiled their own strong investment records and now constitute the long-term leadership of the firm. In addition to our management team’s investing experience in the software industry, we also intend to leverage the knowledge accrued by over 55 Thoma Bravo investment professionals who actively evaluate the software landscape, and whose insights are expected to contribute to our efforts to identify compelling opportunities.

We believe that Thoma Bravo’s software industry expertise and relationships will help us identify a substantial number of attractive potential business partnership opportunities.

Les Brun is a member of our board of directors and is Chairman and Chief Executive Officer of Sarr Group, LLC, a diversified holding company for his investments. He is also Senior Advisor of G100 Companies, a private partnership of boutique businesses that deliver solutions, advice, and forums for CEOs of the world’s leading companies. Previously, he was a Managing Director in the New York office of CCMP Capital Advisors. Mr. Brun also founded and was Chairman Emeritus of Hamilton Lane, the world’s leading Private Equity advisory and management firm. He was also a member of the board of directors of the Richcourt Group, a Hamilton Lane company specializing in hedge fund of funds management. Mr. Brun is currently Chairman of the Board of Director of CDK Global, Inc. (NASDAQ “CDK”). He is Lead Director of Merck & Co., Inc. (NYSE “MRK”) and Broadridge Financial Solutions, Inc. (NYSE “BR”), where he was formerly Chairman of the Board of Directors. He also serves on the Board of Directors of Corning, Inc. (NYSE “GLW”), Ariel Investments, LLC, and Footprint, LLC. Mr. Brun was formerly Chairman of the Board of Directors of Automatic Data Processing, Inc. (NYSE “ADP”) until November 2015 and Chair of he Compensation Committee of Hewlett Packard Enterprise (NYSE “HPE”). He is also a Member of the Council on Foreign Relations. In addition, he was Chairman of the U.S. Small Business Administration’s S.B.I.C. Advisory Council, and a member of the Committee for the Reinvention of the S.B.A. Mr. Brun has over 40 years of investment banking, commercial banking and financial advisory experience. Mr. Brun holds a B.S. from the State University of New York at Buffalo, where he has been recognized as a Distinguished Alumnus, and is a former Trustee of the University at Buffalo Foundation, Inc. He is also a former Trustee of Widener University, as well as Episcopal Academy in Merion, PA. Mr. Brun was recognized by the NACD as one of America’s top 100 Corporate Directors in 2015 and most recently inducted into the 2019 Business Hall of Fame for Philadelphia Inquirer’s Industry Icons.

Cam McMartin is a member of our board of directors and currently serves as a board member and a company and fund advisor. Mr. McMartin served as the Chief Operating Officer of SailPoint Technologies Holdings, Inc.

(NYSE “SAIL”) from May 2019 to December 2019 and as its Chief Financial Officer from 2011 to May 2019. Mr. McMartin formerly served as Managing Director and Chief Financial Officer for CenterPoint Ventures, a $425 million venture capital group. Before CenterPoint Ventures, Mr. McMartin held senior financial and operating positions with a number of corporations, including Senior VP, Operations at Dazel, Member, Office of the Chief Executive and Chief Financial Officer of DataCard, and Chief Financial Officer at Convex Computer (NYSE “CNX”). Mr. McMartin holds a B.A. in Business Administration from Trinity University and an M.B.A. from the University of Michigan.

Pierre Naudé is a member of our board of directors and played a key role in the founding of nCino, Inc. (NASDAQ “NCNO”) and has served as its Chief Executive Officer and a member of the board of directors since its inception. With over 30 years of financial technology experience, Mr. Naudé is passionate about transforming the financial services industry through innovation, reputation and speed. Under his leadership, nCino has established itself as a premier global FinTech company with seven offices across four continents, more than 1,000 employees, and a strong company culture that has been recognized with numerous industry awards and accolades. Today, nCino works with over 1,200 financial institutions of all sizes across the world to help them increase efficiency and compliance, grow profitability and improve the client experience. Prior to nCino, Mr. Naudé served as the Divisional President of S1 Corporation, and Vice President and Managing Partner of Unisys. Mr. Naudé holds a B.S. in Finance and Management from Upper Iowa University.

Notwithstanding our management team’s past experiences, past performance is not a guarantee that we will either (i) be able to identify a suitable candidate for our initial business combination or (ii) provide an attractive return to our shareholders from any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance.

Business Strategy

The Software Market Opportunity

The Enterprise Software sector has driven phenomenal growth for investors over the past two decades. Accelerating global digitalization of businesses and the shifting “work from anywhere” environment are reinforcing the critical nature of assets in this sector, and proving the resiliency of such assets. Software companies continue to disrupt traditional enterprise-focused industries at an unprecedented pace, taking advantage of new technologies to drive productivity in ways that were not previously possible. In addition, the proliferation of cloud technologies is enabling these businesses to scale faster and at lower costs than ever before. As software companies change the way traditional business is done, they are positioned to benefit from significant value creation. However, so far, the preponderance of that value creation has been captured by the private markets.

Industry trends are converging to increase both the size of individual investments and the number of potential software investment opportunities. The shift to cloud technologies has allowed new entrants to grow extremely rapidly, gaining scale and attractive unit economics earlier in their company lifecycles. Acquisitions have allowed software companies to gain additional customers, products and services, as well as the associated revenues of those businesses, while avoiding some or most of the operating costs when integrating them into existing companies. Many software companies have continued to grow through strategic acquisitions, increasing the size of the investment opportunities available, and requiring larger amounts of capital to take companies public. We believe these trends will result in significant potential attractive investment opportunities and that we are uniquely positioned to facilitate taking such companies public.

There are significant benefits to companies being publicly traded during their growth stage, including having access to capital markets and a currency for potential acquisitions, as well as increased brand awareness. We believe that an initial business combination with a blank check company such as ours provides an attractive mechanism to go public. An initial business combination with Thoma Bravo Advantage would provide a potential target company with several benefits, including de-risking its valuation via providing projections ahead of time, so that the target company can be valued on the most accurate metrics with a longer-term outlook, providing a faster route to public markets with reduced management distraction, and providing a valuable and collaborative partnership with a top-notch sponsor.

Although we intend to execute a business combination with a company in the software space, the above industry overview is not intended to be exhaustive, and we reserve the right to enter into our initial business combination with a business partner that does not necessarily fit precisely within the boundaries of the software space. We believe that our management team is also well situated to evaluate potential business partners in the broader technology space, including those that are deemed primarily to be in internet / consumer, FinTech or hardware-oriented companies, and we may also consider a business combination with such entities. Ultimately, we will be guided by our business strategy, acquisition criteria, experience and expertise in identifying exceptional candidates that provide a compelling business opportunity for our company.

Our Business Strategy

Our business strategy is to identify and complete a business combination that creates value for our shareholders. We believe our investment team is well positioned to leverage prior investment experience, track record and relationship network, to successfully identify attractive opportunities.

We believe that applying Thoma Bravo’s approach to investing, and harnessing Thoma Bravo’s significant knowledge and resources, will help our management team execute on our business strategy:

•

Management-centric, operationally-minded investing approach: We believe that a partnership-oriented approach that is focused on growth and transformation will lead to better results. We will seek to provide operational advice to the target’s management to identify revenue-enhancing opportunities. We will aim to leverage the Thoma Bravo team’s experience and the operational information it has gathered, which will provide us with a proprietary source of data to help identify possible improvements in the target’s business.

•

Support existing teams: We believe that management continuity can reduce the risk associated with an investment, as management changes can cause disruption and delay in meeting business goals. Additionally, by partnering with existing management, we believe we will be able to build upon management’s innovations and overlay our strategy to meet operating improvement expectations and growth objectives. We will seek to support management teams by assisting them through industry transitions, professionalizing their organization, and supporting them through other growing pains.

•

Accelerate growth by drawing from a deep pool of proprietary software best practices: Through 20+ years of technology investing, Thoma Bravo’s investment professionals have developed a deep understanding of software business models. This understanding coupled with the ability to identify opportunities or improvements that are impactful to performance, can deliver sound execution on strategic initiatives. We offer insight and ideas aimed to accelerate organic growth, and serve as an experienced execution partner in M&A deals where we can help source, fund, and negotiate transactions.

•

Enterprise software focus: Thoma Bravo has 20+ years of experience investing in businesses that provide application, infrastructure or security software products and/or technology-enabled services. This specialized focus has allowed Thoma Bravo to develop a deep understanding of key business metrics and growth strategies in its focus areas and to collect a great deal of proprietary, operational data to inform its future investment decisions. We believe that Thoma Bravo’s track record of effectively increasing the growth rate and improving the margins and, hence, value appreciation of the software companies in which it has invested provides us with a valuable resource that will put us in the best position to execute on a successful business combination.

•

Consolidation investment strategy: Our business strategy builds upon Thoma Bravo’s differentiated “consolidation” or “buy-and-build” investment strategy and process, originally created by Carl Thoma and his partners more than 35 years ago, and more recently refined by Orlando Bravo and other current Thoma Bravo partners. This strategy seeks to create value by transforming businesses in fragmented, consolidating industry sectors into larger, more profitable and more valuable businesses through rapid operational improvements, growth initiatives and strategic and accretive add-on acquisitions. We believe that the software sectors in which we intend to invest are fragmented and consolidating and lend themselves particularly well to this strategy.

We believe our experience investing in software companies, along with our history of supporting world-class management teams, successfully capturing operating improvement opportunities, enhancing revenue generation and implementing acquisition programs for so many software companies will be appealing to software company management teams that are seeking opportunities to assume leadership in their industry sector.

Acquisition Strategy

We have identified the following attributes and guidelines to evaluate prospective target businesses. We may decide, however, to enter into our initial business combination with one or more businesses that does not meet these criteria and guidelines. We intend to pursue an initial business combination with companies that have the following characteristics:

•

Market leading software franchise: We will prioritize an initial business combination with a market-leading software platform on which we can partner with management to build upon and innovate. We believe a leadership position affords a company the opportunity to drive outcomes for their market and more easily capture the mindshare of customers.

•

Strong momentum and a differentiated growth opportunity: Our bias is for growth and we have focused our attention as investors on growing businesses where our partnership with management and implementation of best practices will accelerate business momentum. The software market is home to many high growth companies benefitting from the increasing pace of digital transformations.

•

High ability to achieve operational improvement: We will focus on having the ability to make operational improvements at or shortly after the initial business combination. Quickly implementing operational improvements typically minimizes business disruption and ensures that changes are, in fact, made and their impact felt promptly.

•

High proportion of revenue from predictable, recurring sources: We will aim to consummate an initial business combination with a company with a high proportion of revenue derived from recurring revenue sources, which translates into reduced volatility in revenue and earnings. Ideal candidates would have a high percentage of subscription revenue that does not require recurring sales efforts, with products or services that are critical to their customers, and relationships that would be costly and disruptive to change.

•

Strong management team: We believe that management continuity can reduce the risk associated with an investment. We will look for a management team with a track record of delivering consistent performance that we can partner with to drive growth and operational improvements.

•

Fragmented market with near-term inorganic growth opportunities: We will seek to create value by helping transform a business in a fragmented, consolidating industry sector into a larger, more profitable and more valuable business. Fragmented markets provide an interesting opportunity for consolidation, which make for an attractive means of growth given the abundance of synergies available in strategic combinations of software companies.

•	Sensible valuation: We have a deep understanding of private valuations and will aim to negotiate terms that will provide significant upside potential while limiting downside risk.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission.

Our Acquisition Process

We intend to apply Thoma Bravo’s investing process, which stresses the importance of conducting comprehensive due diligence on prospective investments within the software sector. We approach every potential transaction committed to a diligent, rigorous, and comprehensive due diligence process. We will utilize Thoma Bravo’s expertise and experience to evaluate potential partner’s strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential partner for our initial business combination. Given our over 20 years of software investing, we will often be familiar with the prospective partner’s end-market, competitive landscape and business model.

In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, interviews with industry competitors, customers, suppliers and former employees and an analysis of relevant issues, risks and opportunities, including certain environmental, social and governance (ESG) risk and opportunities, as well as a review of other information that will be made available to us.

In addition to customary analysis of the market opportunity, competitive position, financial performance and business model, Thoma Bravo generally analyzes a company’s operating metrics and compares them to the firm’s database of leading industry metrics to identify, often in conjunction with an operating partner, operational improvements that can be targeted for completion at or soon after closing. The firm also maintains a record of operational changes completed by many of the companies in the Thoma Bravo equity funds and expects to use this information to help identify the opportunities for improvement at potential business partners.

Initial Business Combination

The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of signing the agreement to enter into the initial business combination. We refer to this as the “80% of net assets test”. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria.

While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if it is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders; however, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target business, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target business and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business. In this case, we would acquire a 100% controlling interest in the target business. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly own founder shares and/or private placement shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors are employed by or affiliated with Thoma Bravo. Thoma Bravo is continuously made aware of potential investment opportunities, one or more of which we may desire and may be able to pursue for a business combination.

Our sponsor, officers, directors and director nominees may sponsor or form other special purpose acquisition companies similar to ours, and they may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing a potential target business, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other company that is a blank check company would materially affect our ability to complete our initial business combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies we expect they may be involved in and investment funds, accounts, co-investment vehicles and other entities in which such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies we expect they may be involved in and any other investment vehicles), then, subject to their fiduciary duties under Cayman Islands Law, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same.

Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Unlike IPOs of other special purpose acquisition companies, investors in our initial public offering did not receive any warrants (which typically would become exercisable following completion of our initial business combination).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their capital stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our founding team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination immediately after our initial public offering in the amount of $1,000,000,000, exclusive of funds held outside the trust account to meet our expected working capital requirements and after payment of the expenses of our initial public offering and before the payment of approximately $35 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placements shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our founding team will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying target business candidates will leverage our founding team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target business candidates may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our founding team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our founding team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. See “Management—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our founding team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our founding team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our founding team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our founding team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of the NYSE, shareholder approval would be required for our initial business combination if, for example:

•

we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

•

any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place our company at a disadvantage in the transaction or result in other additional burdens on our company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of our company; and

•	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of our company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and the private placement shares, we would need 36,300,001, or 36.3%, of the 100,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed business combination or vote at all. In addition, our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our founding team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

While other blank check companies in the past have implemented redemption procedures that provided shareholders who elected redemption with an “option window” following shareholder approval to sell their shares and before delivering such shares to the company, our requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is (i) only revocable up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us, and (ii) irrevocable once the business combination is approved.

If a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering, or in the event the completion window has been extended as described herein, until 30 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering (or 30 months from the closing of our initial public offering, if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 24 months from the closing of our initial public offering but have not completed our initial business combination within such 24-month period) to consummate an initial business combination. If we do not consummate an initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of our company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares they hold if we fail to consummate an initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $850,000 of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $850,000 from the proceeds of our initial public offering and the sale of the private placement shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $3,150,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $3,150,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 150 N. Riverside Plaza, Suite 2800, Chicago, Illinois 60606. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered Class A ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months (or 30 months, as applicable) from the closing of our initial public offering. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to successfully completing the proposed Transactions with ironSource. In addition, if we succeed in effecting the proposed Transactions, you will face additional and different risks and uncertainties related to the business of ironSource. Such material risks will be set forth in the registration statement on Form F-4 that ironSource intends to file with the SEC that will include a proxy statement of TBA in connection with TBA’s solicitation of proxies for the vote by our shareholders with respect to the proposed Transactions and a prospectus of ironSource. We urge our shareholders to read the Risk Factors set forth in the registration on Form F-4 when available. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we consummate an initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

•

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Since our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Thoma Bravo, our founding team, our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Thoma Bravo, our founding team, our management team or their affiliates is presented for informational purposes only. Any past experience of and performance by our founding team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our founding team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may elect not to hold a shareholder vote to approve our initial business combination, unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting, but such rules still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. We expect we will hold a shareholder vote to approve our proposed Transactions with ironSource.

However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination. Please see the section entitled “Initial Business Combination Criteria—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20.0% of our issued and outstanding ordinary shares (excluding the private placement shares). Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of our company. As a result, in addition to our initial shareholders’ founder shares and the private placement shares, we would need 36,300,001, or 36.3%, of the 100,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within the 24 (or 30)-month completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering (or 30 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 24 months from the closing of our initial public offering but have not completed our initial business combination within such 24-month period).

Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” The COVID-19 pandemic has resulted in a widespread health crisis that continues to adversely affect economies and financial markets worldwide, and could potentially adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among other factors. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to consummate an initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of our company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Initial Business Combination Criteria—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Initial Business Combination Criteria—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business activity, and (iii) the redemption of our public shares if we have not consummated an initial business within the completion window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE’s listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on the NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum level of global market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, after completion of our initial business combination we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share, global market capitalization of at least $150,000,000, and a market value of our publicly-held shares of at least $40,000,000, as well as meeting the NYSE’s initial listing standards for companies other than blank check companies. We may not be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A ordinary shares are listed on the NYSE, our Class A ordinary shares will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors in blank check companies subject to Rule 419 of the Exchange Act.

Since the net proceeds of our initial public offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. Because we have net tangible assets in excess of $5,000,000 and because upon the completion of our initial public offering and the sale of the private placement shares we filed a Current Report on Form 8-K, including an audited balance sheet, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Class A ordinary shares are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. In addition, if our initial public offering had been subject to Rule 419, we would have been prohibited from the release of any interest earned on funds held in the trust account to us, including in connection with the payment of any taxes, unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you would continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months (or 30 months) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement shares, $850,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates are sufficient to allow us to operate for at least the duration of the completion window; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our shareholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

In the event that our offering expenses exceed our estimate of $3,150,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our founding team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $3,150,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our founding team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the private placement shares. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, upon our redemption of public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence may not surface all material issues with a particular target business. In addition, factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement between us and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Since only holders of our founder shares have the right to vote on the appointment of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE applicable to non-controlled companies, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan have pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. Provided that we do not complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within the completion window, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination within the completion window, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we do not consummate an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically pursuant to our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the 24-month or 30-month completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if a resolution of our shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of our company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,000 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE’s corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with our founding team (and until our initial business combination, public shareholders will have no ability to vote on the appointment of directors).

Holders of Class A ordinary shares and private placement shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares and private placement shares will not be entitled to vote on the appointment of directors during such time. This provision of our amended and restated articles of incorporation may be amended only by special resolution requiring the approval of 90% of the ordinary shares present and voting at a general meeting. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement shares, and the Class A ordinary shares that may be issued upon conversion of working capital loans. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may be outside of our founders’ area of expertise.

We will consider a business combination outside of our founders’ area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, there was 397,600,000 and 25,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount includes shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any shares issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this Report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of key personnel, some of whom may not join or remain with us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at his time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers, Directors and Director Nominees.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our founders and our directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies, prior to its presentation to us. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity offered for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers, Directors and Director Nominees,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates have competitive pecuniary interests that may conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interests. If this were the case, and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law, we may have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or pursuing, any transaction with any affiliated entities, we will pursue such a transaction if we determine that such affiliated entity meets our criteria for a business combination as set forth in “Initial Business Combination Criteria—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of our initial public offering, our initial shareholders hold 25,000,000 founder shares, for which they paid $25,000, or $0.001 per founder share. We initially issued 28,750,000 founder shares to our sponsor in exchange for its initial investment of $25,000. In connection with adjustments to the size of our initial public offering, on November 18, 2020, our sponsor surrendered 25,875,000 founder shares to us for no value, and on December 22, 2020, we effected a share capitalization resulting in an aggregate of 25,000,000 founder shares being outstanding and held by our sponsor. On January 6, 2021, our independent directors, Les Brun, Cam McMartin and Pierre Naudé each purchased 75,000 founder shares from our sponsor at a price of $0.001 per founder share. Prior to the initial investment in our company of $25,000 by the sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, pursuant to a written agreement, purchased 2,400,000 private placement shares, at a price of $10.00 per share for an aggregate purchase price of $24,000,000 that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within the completion window, the private placement shares will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of this closing nears, which is the deadline for our entry into a letter of intent, agreement in principle or definitive agreement for our initial business combination, and as the 30-month anniversary of the closing of our initial public offering nears, which is the deadline for the consummation of our initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the net proceeds of our initial public offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement shares, after an estimated $3,150,000 in expenses and $20,000,000 in underwriting cash fees and before $35,000,000 in deferred underwriting commissions being held in the trust account, will provide us with up to $1,000,850,000 that we may use to complete our initial business combination (inclusive of $850,000 held outside the trust account which we intend to use for working capital purposes).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our founding team may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the post-business combination company’s shares than we initially acquired. Accordingly, this may make it more likely that our founding team will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our founding team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of our company (except for an amendment to the provision that only directors may only be appointed by the holders of the founder shares prior to our initial business combination, which would require the approval of holders of at least 90% of our ordinary shares who attend and vote at a general meeting of our company). In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of our company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of our company (except with respect to amendments to the provisions governing the appointment or removal of directors prior to our initial business combination, which may only be amended by a special resolution passed by holders representing at least 90% of our ordinary shares present and voting on such matter), and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares present and voting on such matter. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements related to our initial public offering may be amended without shareholder approval. Each of the agreements related to our initial public offering to which we are a party, other than the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers, directors and director nominees; the registration rights agreement between us, our sponsor, and our independent directors; and the promissory note between us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, certain of these agreements contain certain lock-up and transfer restriction provisions with respect to our Class B ordinary shares and certain other securities held by our sponsor, officers and directors.

Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it is possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, may choose to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our certain shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders own a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares (excluding the private placement shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any public shares in our initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors may continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Cayman Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like our company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our founding team, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our founding team.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment and removal of directors, which may make more difficult the removal of our founding team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to U.S. tax laws;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our founding team following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of our company, in which case the management of the target business at the time of the business combination would likely remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target company, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 150 N. Riverside Plaza, Suite 2800, Chicago, Illinois 60606. We consider our current office space adequate for our current operations. We maintain a corporate website at www.thomabravoadvantage.com.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A ordinary shares began trading on the NYSE under the symbol “TBA” on January 15, 2021.

(b) Holders

As of March 16, 2021, there was 2 holders of record of our Class A ordinary shares and 1 holder of record of our Class B ordinary shares.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On November 11, 2020, Thoma Bravo Advantage Sponsor LLC, our sponsor, paid $25,000 or approximately $0.0009 per share, to cover for certain offering costs in consideration for 28,750,000 shares of our Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On November 18, 2020, our sponsor surrendered 25,875,000 of such shares for no value. On December 22, 2020, we effected a share capitalization of 22,125,000 shares of our Class B ordinary shares to our sponsor, resulting in a price per share of $0.001 for the 25,000,000 Class B ordinary shares held by our sponsor immediately following such issuance. On January 6, 2020, each of our independent directors, Les Brun, Cam McMartin and Pierre Naudé, purchased 75,000 Class B ordinary shares from our sponsor at a price of $0.001 per Class B ordinary share.

Our sponsor purchased 2,400,000 private placement shares, at a price of $10.00 per share, in a private placement that occurred concurrently with the closing of our initial public offering for an aggregate purchase price of $24,000,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Thoma Bravo Advantage Sponsor, LLC is to act as our company’s sponsor in connection with our initial public offering.

Use of Proceeds

On January 20, 2021, we consummated our initial public offering of 100,000,000 Class A ordinary shares, including 10,000,000 Class A ordinary shares issued as a result of the underwriters full exercise of their over-allotment option, at an offering price of $10.00 per share, generating gross proceeds of $1.0 billion. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC acted as the representatives of the several underwriters in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251772), which the SEC declared effective on January 14,2021.

Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 2,400,000 Class A ordinary shares, at a price of $10.00 per share, generating gross proceeds of $24.0 million.

In connection with the initial public offering, we incurred offering costs of approximately $54.5 million (including deferred underwriting commissions of approximately $35.0 million). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $1.0 billion of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the Class A ordinary shares to our (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering. For a description of the planned use of the proceeds generated from the initial public offering and private placement, see “Item 1. Business.”

No underwriting discounts or commissions were paid with respect to such sales.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

References to the “Company,” “Thoma Bravo Advantage,” “our,” “us” or “we” refer to Thoma Bravo Advantage. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on November 6, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”).

Our sponsor is Thoma Bravo Advantage Sponsor LLC, a Delaware limited liability company. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statements for the Initial Public Offering became effective on January 14, 2021. On January 20, 2021, we consummated the Initial Public Offering of 100,000,000 Class A ordinary shares (the “Public Shares”), including the 10,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $54.5 million, of which $35.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 2,400,000 Private Placement Shares at a price of $10.00 per Private Placement Warrant, generating gross proceeds of approximately $24.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at Citibank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within the Completion Window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Proposed Business Combination

On March 20, 2021, the Company entered into the Merger Agreement, by and among the Company, ironSource, Merger Sub, and Merger Sub II, pursuant to which: (a) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ironSource (such company, as the surviving entity of the First Merger, the “Surviving Entity”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of ironSource. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s amended and restated memorandum and articles of association. The Merger Agreement and the transactions contemplated thereby have been unanimously approved by the Company’s board and the board of directors of ironSource.

At the Effective Time, assuming none of the Company’s public shareholders exercise redemption rights (“TBA Redemptions”) pursuant to the Company’s amended and restated memorandum and articles of association, (i) the existing shareholders of ironSource, including ironSource Management, will own approximately 77% of the ironSource Class A Ordinary Shares, which includes Class A ordinary shares issuable upon conversion of Class B ordinary shares of ironSource on a one-for-one basis (“ ironSource Class B Ordinary Shares” and, together with the ironSource Class A Ordinary Shares, the “ironSource Ordinary Shares), (ii) the Company’s shareholders, including the Sponsor, will own approximately 11% of the outstanding ironSource Class A Ordinary Shares, and (iii) the PIPE Investors (as defined below) will own the remaining approximately 12% of the outstanding ironSource Class A Ordinary Shares.

On the Closing Date and immediately prior to the consummation of the Mergers and the sale of shares to the PIPE Investors, ironSource shall effect a recapitalization whereby (i) ironSource will adopt amended and restated articles of association, (ii) each ordinary share of ironSource that is issued and outstanding immediately prior to the Effective Time will be renamed and become an ironSource Class A Ordinary Share, (iii) ironSource will declare and effect an in-kind dividend on each ironSource Class A Ordinary Share then outstanding by distributing to each holder thereof one ironSource Class B Ordinary Share for each ironSource Class A Ordinary Share held by such holder, (iv) each ironSource Class A Ordinary Share and each ironSource Class B Ordinary Share that is issued and outstanding immediately prior to the Effective Time shall be split into a number of ironSource Class A Ordinary Shares and ironSource Class B Ordinary Shares, respectively, in order to cause the value of the outstanding ironSource Ordinary Shares immediately prior to the Effective Time to equal $10.00 per share, based upon the equity value of ironSource in the Mergers (the “Stock Split”), and (v) any outstanding stock options and restricted stock units of ironSource issued and outstanding immediately prior to the Effective Time shall be adjusted to give effect to the foregoing transactions and remain outstanding.

Following such recapitalization (but before the Mergers), if ironSource determines, after consulting with the Company, that the amount of freely usable cash proceeds to be released to us from the trust account is greater than ironSource’s capital needs (such amount of freely usable cash to be no less than $500 million), the Company has agreed to purchase from one or more ironSource shareholders, as determined by ironSource in its sole discretion, an amount of ironSource Class A Ordinary Shares, at a price per share of $10.00, in a secondary sale for an aggregate purchase price equal to such excess amount.

Following the recapitalization, (a) immediately prior to the First Merger, each Class B ordinary share of the Company will be cancelled automatically and converted into one Class A ordinary share of the Company and (b) after giving effect to the foregoing and in connection with the First Merger, each Class A ordinary share of the Company issued and outstanding will be converted automatically into one ironSource Class A Ordinary Share.

ironSource Ordinary Shares to be received by the Sponsor and certain of the Company’s directors and officers will be subject to the transfer restrictions.

The consummation of the Transactions is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others:

•	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	no law or governmental order enjoining, prohibiting or making illegal the Transactions;

•	the Company having at least $5,000,001 of net tangible assets as of the Effective Time;

•	the approval of the Transactions by our shareholders and ironSource’s shareholders;

•	the approval of the listing of ironSource Class A Ordinary Shares to be issued in connection with the closing of the Transactions on the New York Stock Exchange; and

•	the effectiveness of the Registration Statement.

Concurrently with the execution of the Merger Agreement, the Sponsor and certain of its directors entered into a letter agreement (the “Sponsor Support Agreement”) in favor of ironSource and the Company. Additionally, on March 20, 2021, ironSource entered into Investment Agreements (each, an “Investment Agreement”) with certain investors (each, a “PIPE Investor” and collectively, the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to purchase an aggregate of 130 million ironSourceClass A Ordinary Shares in a private placement or secondary sale of shares for $10.00 per share on the terms and subject to the conditions set forth therein. Thoma Bravo Ascension Fund, L.P., an affiliate of our sponsor and Thoma Bravo, L.P., has agreed to purchase $300 million of ironSource Class A Ordinary Shares pursuant to an Investment Agreement on substantially the same terms and conditions as the other PIPE Investors.

The foregoing description of the Merger Agreement, the transactions, the Sponsor Support Agreement and the Investment Agreement does not purport to be complete. For further information and access to the full agreements refer to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

Results of Operations

Our entire activity from November 6, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the period from November 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $25,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had no cash and a working capital deficit of approximately $1.2 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from our sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, and a loan of approximately $286,000 pursuant to the Note issued to our sponsor. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy our liquidity. We fully repaid the Note to our sponsor on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor may, but is not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or our search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On November 11, 2020, our sponsor paid $25,000, or approximately $0.0009 per share, to cover certain offering costs in consideration for 28,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Shares and the associated amounts reflected: (i) the surrender of 25,875,000 Class B ordinary shares to us for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding. On January 6, 2021, each of our independent directors, Les Brun, Cam McMartin and Pierre Naudé, purchased 75,000 Founder Shares from our sponsor at a price of $0.001 per Founder Share. Of the 25,000,000 Founder Shares outstanding, up to 2,500,000 of the Class B ordinary shares held by our sponsor were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 2,400,000 Private Placement Shares at a price of $10.00 per Private Placement Warrant with our sponsor, generating gross proceeds of $24.0 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Completion Window, the Private Placement Shares will expire worthless.

Our sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On November 6, 2020, our sponsor agreed to loan us up to $400,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $286,000 under the Note, and then fully repaid the Note on January 20, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Termination of Administrative Support Agreement

At the time of our initial public offering, we agreed to pay our sponsor $10,000 per month for office space, secretarial and administrative services pursuant to an administrative support agreement. The parties subsequently determined the arrangement was unnecessary and terminated the administrative support agreement prior to services being provided thereunder.

In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Other Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares, and Class A ordinary shares that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 10,000,000 additional Class A ordinary shares, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 20, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per share, or $20.0 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters also reimbursed $2.0 million to us for certain offering costs. In addition, $0.35 per share, or $35.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Orlando Bravo	50	Chairman

Robert Sayle	40	Chief Executive Officer

Amy Coleman Redenbaugh	53	Chief Financial Officer

Steven Schwab	43	Corporate Secretary

Les Brun	68	Director

Cam McMartin	63	Director

Pierre Naudé	62	Director

Orlando Bravo is the Chairman of our Board of Directors. Mr. Bravo is also a Founder and Managing Partner of Thoma Bravo. He led Thoma Bravo’s early entry into software buyouts and built the Firm into one of the top private equity firms in the world. Mr. Bravo has overseen over 270 software acquisitions conducted by the Firm, representing more than $79 billion in transaction value. Forbes named him “Wall Street’s best dealmaker” in 2019, and he was part of Thomson Reuters “Eight Buyout Pros to Watch” in 2009. Mr. Bravo was born in Mayaguez, Puerto Rico. He graduated Phi Beta Kappa with a bachelor’s degree in economics and political science from Brown University in 1992 and earned a JD degree from Stanford Law School and an MBA degree from the Stanford Graduate School of Business in 1998.

Robert Sayle is our Chief Executive Officer. Mr. Sayle is also a partner at Thoma Bravo, and has been with the Firm since 2005, not long after the Firm’s first software investment. Since then, he has been instrumental in multiple acquisitions and the development of various software companies. In his tenure at Thoma Bravo, Mr. Sayle has played a material role in over 15 platform investments, having sourced, negotiated and led a significant number of these investments. Mr. Sayle has also worked with portfolio company management teams to identify and execute over 40 add-on acquisitions providing scale and growth acceleration. In Mr. Sayle’s tenure at Thoma Bravo, he has been instrumental in developing the Firm’s operational best practices, and has built relationships with a long list of software executive teams. Prior to joining Thoma Bravo, Mr. Sayle worked with JPMorgan’s Investment Banking Division in the Technology, Media and Telecom Industry Group, where he was involved in mergers and acquisitions, divestitures, restructurings, and capital markets financings. He graduated from Harvard University with a BA degree in Economics with a concentration in Psychology.

Amy Coleman Redenbaugh is our Chief Financial Officer. Ms. Coleman Redenbaugh is also a managing director and the chief financial officer of Thoma Bravo, which she joined in 2008. Prior to joining Thoma Bravo, Ms. Coleman Redenbaugh was the chief financial officer of Quinten Road Management, an asset manager formed by GE Antares and Northwestern Mutual to provide junior capital in support of sponsor-led, middle-market leveraged buyouts. Earlier in her career, she was a tax manager in the Private Client Services Group at Arthur Andersen. Ms. Coleman Redenbaugh received a BS degree in Business Administration and Accounting from Indiana University of Pennsylvania.

Steven Schwab is our Corporate Secretary. Mr. Schwab is also a director, legal and the chief compliance officer at Thoma Bravo. Mr. Schwab joined Thoma Bravo in 2015 and has responsibility for the Firm’s legal, compliance and regulatory functions, which includes the design, implementation and operation of the Firm’s compliance programs. Prior to joining Thoma Bravo, Mr. Schwab held senior legal, compliance and management positions, including general counsel and chief compliance officer, at international investment firms and broker-dealers. Earlier in his career, he practiced law in the Financial Services Groups at Winston & Strawn and Katten Muchin Rosenman in Chicago, where he advised clients across the spectrum of regulated financial services firms. Mr. Schwab is a regular speaker at industry conferences on topics affecting the private equity industry. He earned a JD degree, cum laude, from Loyola University Chicago School of Law and a BA degree from Miami University in Oxford, Ohio.

Les Brun is Chairman and Chief Executive Officer of Sarr Group, LLC, a diversified holding company for his investments. He is also Senior Advisor of G100 Companies, a private partnership of boutique businesses that deliver solutions, advice, and forums for CEOs of the world’s leading companies. Previously, he was a Managing Director in the New York office of CCMP Capital Advisors. Mr. Brun also founded and was Chairman Emeritus of Hamilton Lane, the world’s leading Private Equity advisory and management firm. He was also a member of the board of directors of the Richcourt Group, a Hamilton Lane company specializing in hedge fund of funds management. Mr. Brun is currently Chairman of the Board of Director of CDK Global, Inc. (NASDAQ “CDK”). He is Lead Director of Merck & Co., Inc. (NYSE “MRK”) and Broadridge Financial Solutions, Inc. (NYSE “BR”), where he was formerly Chairman of the Board of Directors. He also serves on the Board of Directors of Corning, Inc. (NYSE “GLW”), Ariel Investments, LLC, and Footprint, LLC. Mr. Brun was formerly Chairman of the Board of Directors of Automatic Data Processing, Inc. (NYSE “ADP”) until November 2015 and Chair of the Compensation Committee of Hewlett Packard Enterprise (NYSE “HPE”). He is also a Member of the Council on Foreign Relations. In addition, he was Chairman of the U.S. Small Business Administration’s S.B.I.C. Advisory Council, and a member of the Committee for the Reinvention of the S.B.A. Mr. Brun has over 40 years of investment banking, commercial banking and financial advisory experience. Mr. Brun holds a B.S. from the State University of New York at Buffalo, where he has been recognized as a Distinguished Alumnus, and is a former Trustee of the University at Buffalo Foundation, Inc. He is also a former Trustee of Widener University, as well as Episcopal Academy in Merion, PA. Mr. Brun was recognized by the NACD as one of America’s top 100 Corporate Directors in 2015 and most recently inducted into the 2019 Business Hall of Fame for Philadelphia Inquirer’s Industry Icons.

Cam McMartin currently serves as a board member and a company and fund advisor. Mr. McMartin served as the Chief Operating Officer of SailPoint Technologies Holdings, Inc. (NYSE “SAIL”) from May 2019 to December 2019 and as its Chief Financial Officer from 2011 to May 2019. Mr. McMartin formerly served as Managing Director and Chief Financial Officer for CenterPoint Ventures, a $425 million venture capital group. Before CenterPoint Ventures, Mr. McMartin held senior financial and operating positions with a number of corporations, including Senior VP, Operations at Dazel, Member, Office of the Chief Executive and Chief Financial Officer of DataCard, and Chief Financial Officer at Convex Computer (NYSE “CNX”). Mr. McMartin holds a B.A. in Business Administration from Trinity University and an M.B.A. from the University of Michigan.

Pierre Naudé played a key role in the founding of nCino, Inc. (NASDAQ “NCNO”) and has served as its Chief Executive Officer and a member of the board of directors since its inception. With over 30 years of financial technology experience, Mr. Naudé is passionate about transforming the financial services industry through innovation, reputation and speed. Under his leadership, nCino has established itself as a premier global FinTech company with seven offices across four continents, more than 1,000 employees, and a strong company culture that has been recognized with numerous industry awards and accolades. Today, nCino works with over 1,200 financial institutions of all sizes across the world to help them increase efficiency and compliance, grow profitability and improve the client experience. Prior to nCino, Mr. Naudé served as the Divisional President of S1 Corporation, and Vice President and Managing Partner of Unisys. Mr. Naudé holds a B.S. in Finance and Management from Upper Iowa University.

Number and Terms of Office of Officers and Directors

We have four directors, each of whom are serving a term of one year, or until their successors are duly elected and qualified. We may not hold an annual general meeting until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our initial directors, were appointed by our sponsor. Prior to our initial business combination, our public shareholders will not have the right to elect directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in the NYSE’s listing standards and applicable SEC rules. Our board of directors has determined that Les Brun, Cam McMartin and Pierre Naudé are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Les Brun, Cam McMartin and Pierre Naudé serve as members of our audit committee. Our board of directors has determined that each of Les Brun, Cam McMartin and Pierre Naudé are independent. Cam McMartin serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Cam McMartin qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Les Brun, Cam McMartin and Pierre Naudé. Les Brun serves as chairman of the nominating committee. Our board of directors has determined that each of Les Brun, Cam McMartin and Pierre Naudé are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which were specified in a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Les Brun, Cam McMartin and Pierre Naudé. Pierre Naudé serves as chairman of the compensation committee.

Our board of directors has determined that each of Les Brun, Cam McMartin and Pierre Naudé are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K or on our website, at www.thomabravoadvantage.com.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers directors and director nominees currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

Orlando Bravo	Thoma Bravo Advantage	Investment Firm	Founder and Managing Partner

Robert Sayle	Thoma Bravo Advantage	Investment Firm	Partner

Amy Coleman Redenbaugh	Thoma Bravo Advantage	Investment Firm	Managing Director and Chief Financial Officer

Steven Schwab	Thoma Bravo Advantage	Investment Firm	Director, Legal and Chief Compliance Officer

Les Brun	Sarr Group, LLC	Investment Holding Company	Chairman and Chief Executive Officer
	CDK Global, Inc. (NASDAQ “CDK”)	Technology Services	Chairman of the Board of Directors

Individual	Entity	Entity’s Business	Affiliation
	Merck & Co., Inc. (NYSE “MRK”)	Pharmaceutical	Lead Director
	Broadridge Financial Solutions, Inc. (NYSE “BR”)	Financial Services	Lead Director
	Corning, Inc. (NYSE “GLW”)	Manufacturing	Director
	Ariel Investments, LLC	Investment Firm	Director
	Footprint, LLC	Manufacturing	Director

Cam McMartin	SailPoint Technologies Holdings, Inc. (NYSE “SAIL”)	Information Technology	Director
	ActivTrak	Software	Director
	Praetorian Security	Cybersecurity	Director
	Intential	Software	Director

Pierre Naudé	nCino, Inc. (NASDAQ “NCNO”)	Financial Technology	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our sponsor subscribed for founder shares and purchased private placement shares in a transaction that closed simultaneously with the closing of our initial public offering. On January 6, 2021, our independent directors, Les Brun, Cam McMartin and Pierre Naudé, each purchased 75,000 founder shares from our sponsor at a price of $0.001 per founder share. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares and private placement shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement shares will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement shares, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of our company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

On January 6, 2021, our independent directors, Les Brun, Cam McMartin and Pierre Naudé each purchased 75,000 founder shares from our sponsor at a price of $0.001 per founder share, the same price at which our sponsor purchased such founder shares from the company. None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a target business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2021, with respect to the beneficial ownership of our Class A ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

On November 11, 2020, our sponsor paid $25,000, or approximately $0.0009 per share, to cover certain offering costs in consideration for 28,750,000 founder shares. On November 18, 2020, our sponsor surrendered 25,875,000 founder shares to us for no value, resulting in a price per share of $0.009 for the 2,875,000 founder shares held by our sponsor immediately following such surrender. On December 22, 2020, we effected a share capitalization of 22,125,000 founder shares to our sponsor, resulting in a price per share of $0.001 for the 25,000,000 founder shares held by our sponsor immediately following such issuance (of which up to 2,500,000 are subject to forfeiture). On January 6, 2021, our independent directors, Les Brun, Cam McMartin and Pierre Naudé, each purchased 75,000 founder shares from our sponsor at a price of $0.001 per founder share.

In addition, our sponsor, pursuant to a written agreement, purchased an aggregate of 2,400,000 private placement shares, at a price of $10.00 per share in a private placement that occurred concurrently with the closing of our initial public offering for an aggregate purchase price of $24,000,000 which closed simultaneously with the closing of our initial public offering. Prior to the initial investment in our company of $25,000 by the sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued. The number of shares beneficially owned and post-offering percentages in the following table reflect the issuance in connection with our initial public offering of 127,400,000 ordinary shares, consisting of (i) 100,000,000 Class A ordinary shares, (ii) 2,400,000 private placement shares (Class A ordinary shares) and (iii) 25,000,000 Class B ordinary shares, issued and outstanding after our initial public offering.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF OUTSTANDING ORDINARY SHARES
Thoma Bravo Advantage Sponsor, LLC (our sponsor)(3)	27,175,000	21.3%
Orlando Bravo(3)	0	—
Robert Sayle	0	—
Amy Coleman Redenbaugh	0	—
Steven Schwab	0	—
Les Brun	75,000	*
Cam McMartin	75,000	*
Pierre Naudé	75,000	*
All officers, directors and director nominees as a group (7 individuals)	27,400,000	21.5%

*	Less than one percent.
(1)	The business address of each of the following entities and individuals is 150 N. Riverside Plaza, Suite 2800, Chicago, Illinois 60606.
(2)

Interests shown consist of 24,775,000 founder shares, classified as Class B ordinary shares, and 2,400,000 private placement shares (Class A ordinary shares), in each case owned by our sponsor, and an aggregate of 225,000 Class B ordinary shares owned by our independent directors. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

(3)

The shares reported herein are held in the name of our sponsor. Our sponsor is governed by a board of managers consisting of six individuals who are affiliated with Thoma Bravo L.P., including our chairman, Orlando Bravo. None of the members of the board of managers exercise voting or dispositive power with respect to the Class B ordinary shares or private placements shares alone or are deemed to have beneficial ownership of such shares.

Immediately after our initial public offering, our initial shareholders beneficially owned approximately 20.0% of the then issued and outstanding ordinary shares (excluding the private placement shares) and will have the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our founding team have agreed to vote their founder shares, private placement shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 11, 2020, our sponsor paid $25,000, or approximately $0.0009 per share, to cover for certain offering costs in consideration for 28,750,000 founder shares. On November 18, 2020, our sponsor surrendered 25,875,000 founder shares for no value, resulting in an approximate price per share of $0.009 for the 2,875,000 founder shares held by our sponsor immediately following such surrender. On December 22, 2020, we effected a share capitalization of 22,125,000 founder shares to our sponsor, resulting in a price per share of $0.001 for the 25,000,000 founder shares held by our sponsor immediately following such issuance. On January 6, 2021, our independent directors, Les Brun, Cam McMartin and Pierre Naudé, each purchased 75,000 founder shares from our sponsor at a price of $0.001 per founder share. The number of founder shares to be held by our initial shareholders was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor, pursuant to a written agreement, purchased 2,400,000 private placement shares, at a price of $10.00 per share in a private placement occurring concurrently with the closing of our initial public offering for an aggregate purchase price of $24,000,000 that closed simultaneously with the closing of our initial public offering. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares of the post-combination company at a price of $10.00 per share at the option of the lender. Such shares would be identical to the private placement shares, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our founding team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement shares, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon conversion of the founder shares.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that our company has already committed to, the business purpose of the transaction, and the benefits of the transaction to our company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in the NYSE’s listing standards and applicable SEC rules. Our board of directors has determined that Les Brun, Cam McMartin and Pierre Naudé are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our November 6, 2020 (inception) to December 31, 2020 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from November 6, 2020 (inception) to December 31, 2020 and of services rendered in connection with our initial public offering, totaled $72,615.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our period end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from November 6, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from November 6, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from November 6, 2020 (inception) through December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 14, 2021, between the Company and Citigroup Global Markets Inc., as representative of the several underwriters. (2)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)

4.1	Specimen Ordinary Share Certificate. (1)

4.2	Description of Securities.*

10.1	Investment Management Trust Agreement, dated January 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)

10.2	Registration Rights Agreement, dated January 14, 2021, between the Company and its directors, and Thoma Bravo Advantage Sponsor, LLC. (2)

10.3	Private Placement Shares Purchase Agreement, dated January 14, 2021 between the Company and Thoma Bravo Advantage Sponsor, LLC. (2)

10.4	Indemnity Agreement, dated January 14, 2021, between the Company and Robert Sayle. (2)

10.5	Indemnity Agreement, dated January 14, 2021, between the Company and Amy Coleman Redenbaugh. (2)

10.6	Indemnity Agreement, dated January 14, 2021, between the Company and Steven Schwab. (2)

10.7	Indemnity Agreement, dated January 14, 2021, between the Company and Orlando Bravo. (2)

10.8	Indemnity Agreement, dated January 14, 2021, between the Company and Les Brun. (2)

10.9	Indemnity Agreement, dated January 14, 2021, between the Company and Cam McMartin. (2)

10.10	Indemnity Agreement, dated January 14, 2021, between the Company and Pierre Naudé. (2)

10.11	Amended and Restated Promissory Note, dated as of December 21, 2020, issued to the Sponsor. (1)

10.12	Securities Subscription Agreement, dated November 6, 2020, between the Registrant and the Sponsor. (1)

10.13	Letter Agreement, dated January 14, 2021, among the Company, and its directors, officers and Thoma Bravo Advantage Sponsor, LLC. (2)

14.1	Code of Ethics and Business Conduct.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

Exhibit No.	Description

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the SEC on December 30, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2021

THOMA BRAVO ADVANTAGE

/s/ Robert Sayle
Name: Robert Sayle
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Sayle Robert Sayle	Chief Executive Officer (Principal Executive Officer)	March 26, 2021

/s/ Amy Coleman Redenbaugh Amy Coleman Redenbaugh	Chief Financial Officer (Principal Financial Officer)	March 26, 2021

/s/ Steven Schwab Steven Schwab	Corporate Secretary	March 26, 2021

/s/ Orlando Bravo Orlando Bravo	Chairman	March 26, 2021

/s/ Les Brun Les Brun	Director	March 26, 2021

/s/ Cam McMartin Cam McMartin	Director	March 26, 2021

/s/ Pierre Naudé Pierre Naudé	Director	March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Thoma Bravo Advantage

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thoma Bravo Advantage (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholder’s equity and cash flows for the period from November 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from November 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 26, 2021

THOMA BRAVO ADVANTAGE

BALANCE SHEET

December 31, 2020

Assets
Deferred offering costs associated with initial public offering	$1,165,929

Total Assets	$1,165,929

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$52,324
Accrued expenses	827,894
Note payable—related party	285,919

Total current liabilities	1,166,137

Total liabilities	1,166,137
Commitments and Contingencies
Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000,000 shares issued and outstanding (1) (2)	2,500
Additional paid-in capital	22,500
Accumulated deficit	(25,208)

Total shareholder’s equity	(208)

Total Liabilities and Shareholder’s Equity	$1,165,929

(1)

This number includes up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares are no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 25,875,000 Class B ordinary shares for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these financial statements.

THOMA BRAVO ADVANTAGE

STATEMENT OF OPERATIONS

For the Period from November 6, 2020 (inception) through December 31, 2020

General and administrative expenses	$25,208

Net loss	$(25,208)

Weighted average Class B ordinary shares outstanding, basic and diluted (1) (2)	22,500,000

Basic and diluted net loss per ordinary share	$(0.00)

(1)

This number excludes up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares are no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 25,875,000 Class B ordinary shares for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these financial statements.

THOMA BRAVO ADVANTAGE

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

For the Period from November 6, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—November 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1) (2)	—	—	25,000,000	2,500	22,500	—	25,000
Net loss	—	—	—	—	—	(25,208)	(25,208)

Balance—December 31, 2020	—	$—	25,000,000	$2,500	$22,500	$(25,208)	$(208)

(1)

This number includes up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares are no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 25,875,000 Class B ordinary shares for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these financial statements.

THOMA BRAVO ADVANTAGE

STATEMENT OF CASH FLOWS

For the Period from November 6, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(25,208)
Changes in operating assets and liabilities:
Accounts payable	20,814
Accrued expenses	4,394

Net cash used in operating activities	—

Net change in cash	—
Cash—beginning of the period	—

Cash—ending of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accounts payable	$31,510
Offering costs included in accrued expenses	$823,500
Offering costs included in note payable	$285,919

The accompanying notes are an integral part of these financial statements.

THOMA BRAVO ADVANTAGE

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Thoma Bravo Advantage (the “Company”) was incorporated as a Cayman Islands exempted company on November 6, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Thoma Bravo Advantage Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, the Company consummated its Initial Public Offering of 100,000,000 Class A ordinary shares (the “Public Shares”), including the 10,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $54.5 million, of which $35.0 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,400,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $24.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were held in a trust account (“Trust Account”), located in the United States at Citibank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share).

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 30 months from the closing of the Initial Public Offering, if the Company has executed a letter of intent, agreement in principle or definitive agreement for its Business Combination within 24 months from the closing of the Initial Public Offering, or January 20, 2023, but has not completed the Business Combination within such 24-month period) (the “Completion Window”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

As more fully described in Note 7, on March 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ironSource Ltd., a company organized under the laws of the State of Israel (“ironSource”), Showtime Cayman, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub”), and Showtime Cayman II, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub II”), pursuant to which: (a) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ironSource (such company, as the surviving entity of the First Merger, the “Surviving Entity”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of ironSource. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s amended and restated memorandum and articles of association. Upon completion of the transaction, the combined company will retain the ironSource Ltd. name.

Liquidity and Capital Resources

As of December 31, 2020, the Company had no cash and a working capital deficit of approximately $1.2 million.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through $25,000 paid by the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), and a loan of $286,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on January 20, 2021. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Deferred Offering costs

Deferred offering costs consist legal, accounting, and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, along with underwriting fees were charged to additional paid- in capital upon the completion of the Initial Public Offering.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of 2,500,000 Class B ordinary share that were subject to forfeiture if the overallotment option was not fully exercised by the underwriters (See Note 6). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On January 20, 2021, the Company consummated its Initial Public Offering of 100,000,000 Public Shares, including the 10,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $54.5 million, of which $35.0 million was for deferred underwriting commissions.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On November 11, 2020, the Sponsor paid $25,000, or approximately $0.0009 per share, to cover certain offering costs in consideration for 28,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Shares and the associated amounts reflected: (i) the surrender of 25,875,000 Class B ordinary shares for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding. On January 6, 2021, each of the Company’s independent directors, Les Brun, Cam McMartin and Pierre Naudé, purchased 75,000 Founder Shares from the Sponsor at a price of $0.001 per Founder Share. Of the 25,000,000 Founder Shares outstanding, up to 2,500,000 of the Class B ordinary shares held by the Sponsor were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 2,400,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $24.0 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the Private Placement Shares will expire worthless.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On November 6, 2020, the Sponsor agreed to loan the Company pursuant to a promissory note (the “Note”), which was later amended on December 21, 2020, up to $400,000 to cover expenses related to the Initial Public

Offering. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $286,000 under the Note and repaid the Note in full on January 20, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share, which shares will have terms identical to those of the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Termination of Administrative Support Agreement

At the time of our initial public offering, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services pursuant to an administrative support agreement. The parties subsequently determined the arrangement was unnecessary and terminated the administrative support agreement prior to services being provided thereunder.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Shares, and Class A ordinary shares that may be issued upon conversion of Working Capital Loans were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 10,000,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on January 20, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per share, or $20.0 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters also reimbursed $2.0 million to the

Company for certain offering costs. In addition, $0.35 per share, or $35.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. Shares outstanding and the associated amounts reflected: (i) the surrender of 25,875,000 Class B ordinary shares for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares, resulting in 25,000,000 Class B ordinary shares outstanding. Of the 25,000,000 Class B ordinary shares outstanding, an aggregate of up to 2,500,000 shares held by the Sponsor were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Sponsor, members of the founding team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Other than as described herein or below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Proposed Business Combination

On March 20, 2021, the Company entered into the Merger Agreement, by and among the Company, ironSource, Merger Sub, and Merger Sub II, pursuant to which: (a) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ironSource (such company, as the surviving entity of the First Merger, the “Surviving Entity”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of ironSource. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s amended and restated memorandum and articles of association. The Merger Agreement and the transactions contemplated thereby have been unanimously approved by the Company’s board and the board of directors of ironSource.

At the Effective Time, assuming none of the Company’s public shareholders exercise redemption rights (“TBA Redemptions”) pursuant to the Company’s amended and restated memorandum and articles of association, (i) the existing shareholders of ironSource, including ironSource Management, will own approximately 77% of the ironSource Class A Ordinary Shares, which includes Class A ordinary shares issuable upon conversion of Class B ordinary shares of ironSource on a one-for-one basis (“ ironSource Class B Ordinary Shares” and, together with the ironSource Class A Ordinary Shares, the “ironSource Ordinary Shares), (ii) the Company’s shareholders, including the Sponsor, will own approximately 11% of the outstanding ironSource Class A Ordinary Shares, and (iii) the PIPE Investors (as defined below) will own the remaining approximately 12% of the outstanding ironSource Class A Ordinary Shares.

On the Closing Date and immediately prior to the consummation of the Mergers and the sale of shares to the PIPE Investors, ironSource shall effect a recapitalization whereby (i) ironSource will adopt amended and restated articles of association, (ii) each ordinary share of ironSource that is issued and outstanding immediately prior to the Effective Time will be renamed and become an ironSource Class A Ordinary Share, (iii) ironSource will declare and effect an in-kind dividend on each ironSource Class A Ordinary Share then outstanding by distributing to each holder thereof one ironSource Class B Ordinary Share for each ironSource Class A Ordinary Share held by such holder, (iv) each ironSource Class A Ordinary Share and each ironSource Class B Ordinary Share that is issued and outstanding immediately prior to the Effective Time shall be split into a number of ironSource Class A Ordinary Shares and ironSource Class B Ordinary Shares, respectively, in order to cause the value of the outstanding ironSource Ordinary Shares immediately prior to the Effective Time to equal $10.00 per share, based upon the equity value of ironSource in the Mergers (the “Stock Split”), and (v) any outstanding stock options and restricted stock units of ironSource issued and outstanding immediately prior to the Effective Time shall be adjusted to give effect to the foregoing transactions and remain outstanding.

Following such recapitalization (but before the Mergers), if ironSource determines, after consulting with the Company, that the amount of freely usable cash proceeds to be released to us from the trust account is greater than ironSource’s capital needs (such amount of freely usable cash to be no less than $500 million), the Company has agreed to purchase from one or more ironSource shareholders, as determined by ironSource in its sole discretion, an amount of ironSource Class A Ordinary Shares, at a price per share of $10.00, in a secondary sale for an aggregate purchase price equal to such excess amount.

Following the recapitalization, (a) immediately prior to the First Merger, each Class B ordinary share of the Company will be cancelled automatically and converted into one Class A ordinary share of the Company and

(b) after giving effect to the foregoing and in connection with the First Merger, each Class A ordinary share of the Company issued and outstanding will be converted automatically into one ironSource Class A Ordinary Share.

ironSource Ordinary Shares to be received by the Sponsor and certain of the Company’s directors and officers will be subject to the transfer restrictions.

The consummation of the Transactions is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others:

•	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	no law or governmental order enjoining, prohibiting or making illegal the Transactions;

•	the Company having at least $5,000,001 of net tangible assets as of the Effective Time;

•	the approval of the Transactions by our shareholders and ironSource’s shareholders;

•	the approval of the listing of ironSource Class A Ordinary Shares to be issued in connection with the closing of the Transactions on the New York Stock Exchange; and

•	the effectiveness of the Registration Statement.

Concurrently with the execution of the Merger Agreement, the Sponsor and certain of its directors entered into a letter agreement (the “Sponsor Support Agreement”) in favor of ironSource and the Company. Additionally, on March 20, 2021, ironSource entered into Investment Agreements (each, an “Investment Agreement”) with certain investors (each, a “PIPE Investor” and collectively, the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to purchase an aggregate of 130 million ironSourceClass A Ordinary Shares in a private placement or secondary sale of shares for $10.00 per share on the terms and subject to the conditions set forth therein. Thoma Bravo Ascension Fund, L.P., an affiliate of our sponsor and Thoma Bravo, L.P., has agreed to purchase $300 million of ironSource Class A Ordinary Shares pursuant to an Investment Agreement on substantially the same terms and conditions as the other PIPE Investors.

The foregoing description of the Merger Agreement, the transactions, the Sponsor Support Agreement and the Investment Agreement does not purport to be complete. For further information and access to the full agreements refer to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.