Form 10-Q
period 2021-03-31
Thoma Bravo Advantage
filed 2021-05-04
CIK 1832459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

THOMA BRAVO ADVANTAGE

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39889	98-1566321
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

150 N. Riverside Plaza Suite 2800 Chicago, IL		60606
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (312) 254-3300

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	TBA	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2021, 102,400,000 Class A ordinary shares, par value $0.0001 per share, and 25,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Thoma Bravo Advantage

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

Thoma Bravo Advantage

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$2,185,640	$—
Prepaid expenses	2,021,289	—

Total current assets	4,206,929	—
Investments held in Trust Account	1,000,011,490	—
Deferred offering costs associated with initial public offering	—	1,165,929

Total Assets	$1,004,218,419	$1,165,929

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,755,179	$52,324
Accrued expenses	1,304,107	827,894
Note payable - related party	—	285,919

Total current liabilities	3,059,286	1,166,137
Deferred underwriting commissions	35,000,000	—

Total liabilities	38,059,286	1,166,137
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 96,115,913 and 0 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	961,159,130	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,284,087 and 0 shares issued and outstanding (excluding 96,115,913 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	628	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,500	2,500
Additional paid-in capital	8,333,314	22,500
Accumulated deficit	(3,336,439)	(25,208)

Total shareholders’ equity	5,000,003	(208)

Total Liabilities and Shareholders’ Equity	$1,004,218,419	$1,165,929

The accompanying notes are an integral part of these financial statements.

Thoma Bravo Advantage

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2021

General and administrative expenses	$3,322,721

Total operating expenses	(3,322,721)
Other Income
Interest earned on investments held in Trust Account	11,490

Net loss	$(3,311,231)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	100,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	26,365,556

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.13)

The accompanying notes are an integral part of these financial statements.

Thoma Bravo Advantage

CONDENSED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	25,000,000	$2,500	$22,500	$(25,208)	$(208)
Sale of Class A ordinary shares shares in initial public offering, gross	100,000,000	10,000	—	—	999,990,000	—	1,000,000,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(54,529,428)	—	(54,529,428)
Sale of private placement shares to Sponsor in private placement	2,400,000	240	—	—	23,999,760	—	24,000,000
Shares subject to possible redemption	(96,115,913)	(9,612)	—	—	(961,149,518)	—	(961,159,130)
Net loss	—	—	—	—	—	(3,311,231)	(3,311,231)

Balance - March 31, 2021 (unaudited)	6,284,087	$628	25,000,000	$2,500	$8,333,314	$(3,336,439)	$5,000,003

The accompanying notes are an integral part of these financial statements.

Thoma Bravo Advantage

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(3,311,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,490)
Changes in operating assets and liabilities:
Prepaid expenses	(2,021,289)
Accounts payable	1,702,855
Accrued expenses	391,213

Net cash used in operating activities	(3,249,942)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,000,000,000)

Net cash used in investing activities	(1,000,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(285,919)
Proceeds received from initial public offering, gross	1,000,000,000
Proceeds received from private placement	24,000,000
Reimbursement from underwriters	2,000,000
Offering costs paid	(20,278,499)

Net cash provided by financing activities	1,005,435,582

Net increase in cash	2,185,640
Cash - beginning of the period	—

Cash - end of the period	$2,185,640

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions	$35,000,000
Initial value of Class A common stock subject to possible redemption	$964,447,000
Change in value of Class A common stock subject to possible redemption	$(3,287,870)

The accompanying notes are an integral part of these financial statements.

THOMA BRAVO ADVANTAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through January 20, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds from the Company’s Initial Public Offering and private placement held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share).

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

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2021, the Company had approximately $2.2 million in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $286,000 from the Sponsor pursuant to the Note (as defined see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and the financial statements and notes thereto included in the Form 8-K filed by the Company on January 26, 2021 and the Form 10-K filed with the SEC on March 26, 2021, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 held outside the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 and December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accrued expenses, and due to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation of the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering in January 2021.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 96,115,913 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of 2,500,000 Class B ordinary share that were subject to forfeiture if the overallotment option was not fully exercised by the underwriters (See Note 6). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $11,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss of approximately $3.3 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class A and Class B non-redeemable ordinary shares outstanding for the period.

Income taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently adopted accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On November 11, 2020, the Sponsor paid $25,000, or approximately $0.0009 per share, to cover certain offering costs in consideration for 28,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Shares and the associated amounts reflected: (i) the surrender of 25,875,000 Class B ordinary shares to the Company for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares on December 22, 2020, resulting in 25,000,000 Class B ordinary shares outstanding. On January 6, 2021, each of the Company’s independent directors, Les Brun, Cam McMartin and Pierre Naudé, purchased 75,000 Founder Shares from the Sponsor at a price of $0.001 per Founder Share. Of the 25,000,000 Founder Shares outstanding, up to 2,500,000 of the Class B ordinary shares held by the Sponsor were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares). The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Founder Shares are no longer subject to forfeiture.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share, which shares will have terms identical to those of the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Termination of Administrative Support Agreement

At the time of the initial public offering, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services pursuant to an administrative support agreement. The parties subsequently determined the arrangement was unnecessary and terminated the administrative support agreement prior to services being provided thereunder.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of March 31, 2021, the Sponsor and its affiliates had incurred $22,477 in expenses for due diligence, network expert calls and licensing rights related to the proposed business combination with ironSource. All but $4,795 of these expenses have been reimbursed to their respective parties on March 31, 2021. The remaining $4,795 owed to the Sponsor is currently booked in accounts payable as of March 31. 2021. As of December 31, 2020, no reimbursements had been made or were owed.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 6,284,087 and 0 Class A ordinary shares issued and outstanding, excluding the 96,115,913 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. Shares and the associated amounts reflected: (i) the surrender of 25,875,000 Class B ordinary shares to the Company for no consideration on November 18, 2020; and (ii) the share capitalization of 22,125,000 Class B ordinary shares, resulting in 25,000,000 Class B ordinary shares outstanding. Of the 25,000,000 Class B ordinary shares outstanding, an aggregate of up to 2,500,000 shares held by the Sponsor were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on January 20, 2021; thus, these 2,500,000 Class B ordinary shares are no longer subject to forfeiture. As of March 31, 2021 and December 31, 2020, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Money Market Funds	$1,000,011,490	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1 through March 31, 2021.

NOTE 8. PROPOSED BUSINESS COMBINATION

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to May 3, 2021, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Thoma Bravo Advantage,” “our,” “us” or “we” refer to Thoma Bravo Advantage. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

Thoma Bravo Advantage is a blank check company incorporated on November 6, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We consummated our initial public offering on January 20, 2021. To date, our efforts have been limited to identifying and endeavoring to consummate a business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

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

Proposed Initial Business Combination

On March 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among TBA, ironSource Ltd., a company organized under the laws of the State of Israel (“ironSource”), Showtime Cayman, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub”), and Showtime Cayman II, a Cayman Islands exempted company and wholly-owned subsidiary of ironSource (“Merger Sub II”), pursuant to which: (a) Merger Sub will merge with and into TBA (the “First Merger”), with TBA surviving the First Merger as a wholly owned subsidiary of ironSource (such company, as the surviving entity of the First Merger, the “Surviving Entity”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with

17

the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of ironSource. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association and are further described in Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, our Annual Report on From 10-K filed with the SEC on March 26, 2021 and the Form F-4 filed by ironSource with the SEC on March 26, 2021.

The Merger Agreement and the transactions contemplated thereby have been unanimously approved by our board and the board of directors of ironSource and is expected to close in the second quarter of 2021.

Results of Operations

Our entire activity from November 6, 2020 (inception) through March 31, 2021 was in preparation for the Initial Public Offering and in search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $3.3 million, which consisted of approximately $3.3 million of general and administrative expenses, offset by approximately $11,000 of interest on the investments held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2021, we had approximately $2.2 million in cash and working capital of approximately $1.1 million.

Our liquidity needs up to March 31, 2021 have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $286,000 from our Sponsor pursuant to the Note (as defined see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 2,400,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to our Sponsor, generating gross proceeds of $24.0 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Completion Window, the Private Placement Shares will expire worthless.

Our Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On November 6, 2020, our Sponsor agreed to loan us pursuant to a promissory note (the “Note”), which was later amended on December 21, 2020, up to $400,000 to cover expenses related to the Initial Public Offering. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $286,000 under the Note and repaid the Note in full on January 20, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share, which shares will have terms identical to those of the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

Termination of Administrative Support Agreement

At the time of the initial public offering, we agreed to pay our sponsor $10,000 per month for office space, secretarial and administrative services pursuant to an administrative support agreement. The parties subsequently determined the arrangement was unnecessary and terminated the administrative support agreement prior to services being provided thereunder.

In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of March 31, 2021, our Sponsor and its affiliates had incurred $22,476.50 in expenses for due diligence, network expert calls and licensing rights related to the proposed business combination with ironSource. All but $4,795 of these expenses have been reimbursed to their respective parties on March 31, 2021. The remaining $4,795 owed to our Sponsor is currently booked in accounts payable as of March 31, 2021.

Other Contractual Obligations

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 10,000,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on January 20, 2021.

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

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 96,115,913 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets, respectively.

Net loss per ordinary share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. As of March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Our unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $11,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss of approximately $3.3 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class A and Class B non-redeemable ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Use of Proceeds

On January 20, 2021, we consummated our initial public offering of 100,000,000 Class A ordinary shares, including 10,000,000 Class A ordinary shares issued as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per share, generating gross proceeds of $1.0 billion. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC acted as the representatives of the several underwriters in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251772), which the SEC declared effective on January 14, 2021.

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

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMA BRAVO ADVANTAGE

Date: May 4, 2021	By:	/s/ Amy Coleman Redenbaugh
Name: Amy Coleman Redenbaugh
Title: Chief Financial Officer